Form 10-K
period 2016-10-31
John Deere Owner Trust 2015
filed 2017-01-27
CIK 1635139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016

Commission File Number of issuing entity: 333-197204-02

Central Index Key Number of issuing entity: 0001635139

JOHN DEERE OWNER TRUST 2015

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-197204

Central Index Key Number of depositor: 0000889668

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	32-6380842
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation 10587 Double R Boulevard, Suite 100
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.
None. Item 4.	Mine Safety Disclosures.

None.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

No other information.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The following documents are included as part of, or incorporated by reference to, this annual report.

Exhibit No.

1.1  Underwriting Agreement, dated as of March 3, 2015, by and among John Deere Receivables, Inc., as seller, John Deere Capital Corporation, as servicer, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mitsubishi UFJ Securities (USA), Inc. as representatives of the underwriters named therein, (incorporated by reference from Exhibit 1.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

3.1 Certificate of Incorporation of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-3, Commission File No. 33-66922).

3.2 By-Laws of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.2 to registration statement on Form S-3 filed on January 11, 2006, Commission File No. 333-130966).

4.1  Indenture, dated March 11, 2015, between John Deere Owner Trust 2015 and U.S. Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

10.1  Sale and Servicing Agreement, dated as of March 11, 2015, among John Deere Capital Corporation, as servicer, John Deere Receivables, Inc., as seller, and John Deere Owner Trust 2015, as issuing entity, (incorporated by reference from Exhibit 10.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

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

34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

34.2 Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1 Servicer Compliance Statement of John Deere Capital Corporation

35.2 Servicer Compliance Statement of Deere Credit Services, Inc.

99.1  Trust Agreement, dated as of March 10, 2015, between John Deere Receivables, Inc., as depositor, and Wells Fargo Delaware Trust Company, N.A., as owner trustee, (incorporated by reference from Exhibit 99.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

99.2  Administration Agreement, dated as of March 11, 2015, among John Deere Owner Trust 2015, John Deere Capital Corporation, as administrator, and U.S. Bank National Association, as indenture trustee, (incorporated by reference from Exhibit 99.2 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

JDRI, the depositor and holder of a 100% ownership interest in John Deere Owner Trust 2015, the issuing entity, is a wholly owned subsidiary of JDCC, the sponsor, servicer, administrator and originator.  JDRI, a Nevada corporation, is organized for the limited purpose of purchasing retail receivables, transferring those receivables to third parties and performing any activities incidental to, and necessary or convenient for, the accomplishment of those purposes.  JDCC, a Delaware corporation, is a wholly owned subsidiary of John Deere Financial Services, Inc., which is in turn a wholly owned subsidiary of Deere & Company.  The principal business of JDCC and its subsidiaries is providing and administering financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf  and construction and forestry divisions and used equipment taken in trade for this equipment.  JDCC has designated DCS, a Delaware corporation and an indirect wholly owned subsidiary of Deere & Company and of JDCC, to serve as sub-servicer at the servicer’s expense.

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

JOHN DEERE OWNER TRUST 2015

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Cory J. Reed
Cory J. Reed.
President

Dated: January 27, 2017

EXHIBIT INDEX

Exhibit No.

1.1

Underwriting Agreement, dated as of March 3, 2015, by and among John Deere Receivables, Inc., as seller, John Deere Capital Corporation, as servicer, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mitsubishi UFJ Securities (USA), Inc. as representatives of the underwriters named therein, (incorporated by reference from Exhibit 1.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

3.1	Certificate of Incorporation of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-3, Commission File No. 33-66922).

3.2	By-Laws of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.2 to registration statement on Form S-3 filed on January 11, 2006, Commission File No. 333-130966).

4.1

Indenture, dated March 11, 2015, between John Deere Owner Trust 2015 and U.S. Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

10.1

Sale and Servicing Agreement, dated as of March 11, 2015, among John Deere Capital Corporation, as servicer, John Deere Receivables, Inc., as seller, and John Deere Owner Trust 2015, as issuing entity, (incorporated by reference from Exhibit 10.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

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

99.1

Trust Agreement, dated as of March 10, 2015, between John Deere Receivables, Inc., as depositor, and Wells Fargo Delaware Trust Company, N.A., as owner trustee, (incorporated by reference from Exhibit 99.1 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).

99.2

Administration Agreement, dated as of March 11, 2015, among John Deere Owner Trust 2015, John Deere Capital Corporation, as administrator, and U.S. Bank National Association, as indenture trustee, (incorporated by reference from Exhibit 99.2 to the Current Report filed on Form 8-K on March 11, 2015, Commission File No. 333-197204-02).